Form 10-K
period 2006-12-31
Asset Backed Securities CORP Home Equity Loan Trust, Series OOMC 2006-HE5
filed 2007-03-30
CIK 1366563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(State or Other
Jurisdiction
(Telephone number,
including area code)
Asset Backed Securities Corporation
Delaware
(I.R.S. Employer Identification No.)
13-3354848
(Commission file number of Issuing Entity)
(Address of Principal Executive Offices)
New York, New York
11 Madison Avenue
(Zip Code)
10010
(212) 325-2000
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
For the fiscal year ended December 31, 2006
or
For the transition period from _____________ to _____________
(Exact name of Issuing Entity)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ Yes]
Home Equity Loan Trust, Series OOMC 2006-HE5
Documents incorporated by reference:
None
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable.
[X No]
[ Yes] [X No]
[X Yes] [ No]
[X]
[ Yes] [X No]
Large accelerated filer [ ]
Accelerated filer [ ]
Non-accelerated filer [X]
(Exact Name of Registrant as Specified in its Charter)
(Exact Name of Sponsor as Specified in its Charter)
Asset Backed Securities Corporation
DLJ MORTGAGE CAPITAL, INC.
333-131465-04
PART I
Item 1. Business.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
None.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
Item 9B. Other Information.
PART II
None.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions.
Item 14. Principal Accounting Fees and Services.
PART III
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K.
Item 1112(b) of Regulation AB.
None.
Item 1114(b)(2) of Regulation AB.
None.
Item 1117 of Regulation AB.
Item 1119 of Regulation AB.
None.
Item 1122 of Regulation AB.
Servicer Compliance Statement.
Significant Obligors of Pool Assets (Financial Information).
Item 1115(b) of Regulation AB.
Credit Enhancement and Other Support, Except for Certain Derivatives
Instruments (Information Regarding Significant Enhancement
Providers Financial Information).
Certain Derivatives Instruments (Financial Information).
Legal Proceedings.
Affiliations and Certain Relationships and Related Transactions.
Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB.
In July 2004, Option One Mortgage Corporation was named as defendant and served with a class action complaint filed by Larry and Brandi Freitag, as plaintiffs, in the Third Judicial Circuit Court in Madison County, Illinois. The
complaint alleges breach of contract, or in the alternative unjust enrichment, and violation of the Illinois Consumer
Fraud and Deceptive Business Practices Act. Specifically, the plaintiffs allege that Option One Mortgage Corporation improperly retained an extra day of per diem interest on residential mortgage loans by charging per diem interest up to and including the date of payoff. The class is defined as all persons in the United States who paid interest on or after the day of payoff and who did not receive a refund from Option One Mortgage Corporation of the interest charged on or after the day of payoff. This action is one of several actions filed earlier against other lenders by the same attorneys on a similar basis in the same court. In one such action, the court granted the defendant's motion to dismiss the plaintiff's claims of defendant's violation of the Illinois Consumer Fraud and Deceptive Business Practices Act.
Plaintiffs have agreed to settle their individual claims; plaintiffs' counsel has a motion pending to continue prosecution of the class action. Plaintiff's counsel filed a motion to substitute Larry and Pamela Smith as plaintiffs, which was granted. Option One Mortgage Corporation filed a motion to compel arbitration. In a similar action before the same judge in the Third Judicial Circuit Court in Madison County, Illinois, the Court ruled in favor of the defendants on the underlying per diem interest claim.
On January 31, 2006, the Circuit Court of Cook County, Illinois County Department, Chancery Division, certified a nationwide class action against Option One Mortgage Corporation on a complaint brought by Erin and Earl Austria, in which the Austria's allege that Option One impermissibly assessed them a reconveyance fee and authorized the assessment of a title indemnity fee on certain mortgage loans that have been paid-in-full. The Court has granted
Option One's motion for an interlocutory appeal of the order of class certification.
None.
a) Option One Mortgage Corporation, as Servicer
b) U.S. Bank National Association, as Trustee
c) Wells Fargo Bank, N.A., as Custodian
a) Option One Mortgage Corporation, as Servicer
Option One Mortgage Corporation's report on assessment of compliance with servicing criteria and the related registered public accounting firm's attestation report identify the following material instance of noncompliance with the servicing criteria: With respect to Item 1122 (d)(1)(iv), with respect to the requirements in the transaction agreements to maintain fidelity bind insurance in the amount the would meet the requirements of Fannie Mae, the fidelity bond amount was lower than the required amount for the period January 1, 2006 to June 16, 2006.
a) Exhibits
Item 15. Exhibits, Financial Statement Schedules.
b) Not applicable.
c) Omitted.
PART IV
4)
10) Incorporated by reference as Exhibit (4).
31) Rule 13a-14(d)/15d-14(d) Certifications.
33) Reports on assessment of compliance with servicing criteria for asset-backed securities.
34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
35) Servicer compliance statement.
The Pooling and Servicing Agreement, dated as of July 1, 2006 by and among Asset Backed Securities Corporation, as Depositor, DLJ Mortgage Capital, Inc., as Seller, Option One Mortgage Corporation, as Servicer, OfficeTiger Global
Real Estate Services Inc., as Loan Performance Advisor and U.S. Bank National Association, as Trustee (incorporated herein by reference from Exhibit 99.1 of the Current Report on Form 8-K of the issuing entity, as filed with the
Commission on August 2, 2006).
a) Option One Mortgage Corporation, as Servicer
b) U.S. Bank National Association, as Trustee
c) Wells Fargo Bank, N.A., as Custodian
a) Option One Mortgage Corporation, as Servicer
b) U.S. Bank National Association, as Trustee
c) Wells Fargo Bank, N.A., as Custodian
a) Option One Mortgage Corporation, as Servicer
SIGNATURES
By (Signature and Title):
Date
3/29/2007
/s/ Lloyd A. Brown
Lloyd A. Brown
Vice President
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
(Registrant) :
Asset Backed Securities Corporation
EXHIBIT INDEX
EXHIBIT DESCRIPTION
Exhibit 31 Rule 13a-14(d)/15d-14(d) Certifications.
Exhibit 33 Reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 35 Servicer compliance statement.
a) Option One Mortgage Corporation, as Servicer
b) U.S. Bank National Association, as Trustee
c) Wells Fargo Bank, N.A., as Custodian
a) Option One Mortgage Corporation, as Servicer
b) U.S. Bank National Association, as Trustee
c) Wells Fargo Bank, N.A., as Custodian
a) Option One Mortgage Corporation, as Servicer